Form 10-Q
period 2001-09-30
DYNEGY ROSETON LLC
filed 2001-11-14
CIK 1143610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______to______

                      Commission file number: 333-64842-01

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

All of the outstanding equity interests in Dynegy Roseton, L.L.C. are held by Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc.

                               DYNEGY ROSETON, L.L.C.
                                 TABLE OF CONTENTS

===============================================================================

                                                                                                         Page
PART I.  FINANCIAL INFORMATION

      Item 1.  CONDENSED FINANCIAL STATEMENTS:

      Condensed Balance Sheets:
           September 30, 2001 and December 31, 2000.......................................................  3
      Condensed Statements of Operations:
           For the three months ended September 30, 2001 and from inception to September 30, 2000.........  4
      Condensed Statements of Operations:
           For the nine months ended September 30, 2001 and from inception to September 30, 2000..........  5
      Condensed  Statements of Cash Flows:
           For the nine months ended September 30, 2001 and from inception to September 30, 2000..........  6
      Notes to Condensed Financial Statements  ...........................................................  7

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ....................................................... 12

      Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................. 16

PART II.   OTHER INFORMATION

      Item 1.  Legal Proceedings ......................................................................... 17

      Item 6.  Exhibits and Reports on Form 8-K........................................................... 17


DYNEGY ROSETON, L.L.C.
CONDENSED BALANCE SHEETS
(UNAUDITED) (IN THOUSANDS)
====================================================================================================

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                          2001             2000
                                                                     -------------    -------------
                                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $           3    $          --
Accounts receivable, net                                                       133               --
Inventory                                                                   25,745               --
Other current assets                                                         8,920               --
                                                                     -------------    -------------
        TOTAL CURRENT ASSETS                                                34,801               --
                                                                     -------------    -------------

PROPERTY, PLANT AND EQUIPMENT                                              695,578               --
Accumulated depreciation and amortization                                  (12,989)              --
                                                                     -------------    -------------
        PROPERTY, PLANT AND EQUIPMENT, NET                                 682,589               --
                                                                     -------------    -------------

Other long-term assets                                                       6,385               --
                                                                     -------------    -------------
        TOTAL ASSETS                                                 $     723,775    $          --
                                                                     =============    =============


                          LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $         188        $      --
Accounts payable - affiliates (Note 5)                                     104,615               --
Accrued liabilities and other                                               24,980               --
Current maturities of long-term debt                                             7               --
                                                                     -------------    -------------
      TOTAL CURRENT LIABILITIES                                            129,790               --

Long-term debt - third party                                               619,993               --
Long-term debt - affiliate (Note 3)                                         25,238               --
                                                                     -------------    -------------
      Total Long-Term Debt                                                 645,231               --

Other long-term liabilities                                                 10,090               --
                                                                     -------------    -------------
      TOTAL LIABILITIES                                                    785,111               --
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBER'S EQUITY
Membership interest                                                              1                1
Due from member                                                                 (1)              (1)
Accumulated other comprehensive income                                       2,795               --
Retained deficit                                                           (64,131)              --
                                                                     -------------    -------------
      TOTAL MEMBER'S EQUITY                                                (61,336)              --
                                                                     -------------    -------------
      TOTAL LIABILITIES AND MEMBER'S EQUITY                          $     723,775    $          --
                                                                     =============    =============

                  See notes to condensed financial statements.


DYNEGY ROSETON, L.L.C.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED) (IN THOUSANDS)
==============================================================================================

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                  2001               2000
                                                             -------------      -------------
Revenues - affiliate (Note 5)                                $      28,420      $          --

Cost of sales - third party                                         30,107                 --
Cost of sales - affiliate (Note 5)                                   5,579                 --
                                                             -------------      -------------
     Total cost of sales                                            35,686                 --
                                                             -------------      -------------

Operating margin                                                    (7,266)                --
Depreciation and amortization                                        4,894                 --
General and administrative expenses - affiliate (Note 5)               405                 --
                                                             -------------      -------------

Operating loss                                                     (12,565)                --
Interest expense - third party                                     (10,195)                --
Interest expense - affiliate (Note 3)                                 (208)                --
                                                             -------------      -------------
     Total interest expense                                        (10,403)                --
                                                             -------------      -------------
NET LOSS                                                     $     (22,968)     $          --
                                                             =============      =============

                     See notes to condensed financial statements.


DYNEGY ROSETON, L.L.C.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED) (IN THOUSANDS)
================================================================================================

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    2001              2000
                                                               ------------       ------------
Revenues - affiliate (Note 5)                                  $     78,667       $         --

Cost of sales - third party                                          89,936                 --
Cost of sales - affiliate (Note 5)                                   10,552                 --
                                                               ------------       ------------
     Total cost of sales                                            100,488                 --
                                                               ------------       ------------

Operating margin                                                    (21,821)                --

Depreciation and amortization                                        12,989                 --
General and administrative expenses - affiliate (Note 5)              1,025                 --
                                                               ------------       ------------

Operating loss                                                      (35,835)                --
Interest expense - third party                                      (16,096)                --
Interest expense - affiliate (Note 3)                               (12,200)                --
                                                               ------------       ------------
     Total interest expense                                         (28,296)                --
                                                               ------------       ------------

NET LOSS                                                       $    (64,131)      $         --
                                                               ============       ============

                    See notes to condensed financial statements.


DYNEGY ROSETON, L.L.C.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) (IN THOUSANDS)
============================================================================================================

                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                     $    (64,131)     $         --
Items not affecting cash flows from operating activities:
   Depreciation and amortization                                                   12,989                --
   Amortization of prepaid property taxes                                           9,384                --
   Other                                                                           16,726                --

Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                               (133)               --
   Accounts payable                                                                   188                --
   Accrued liabilities                                                             24,980                --
                                                                             ------------      ------------

Net cash provided by operating activities                                               3                --
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of generation assets                                                 (645,238)               --
                                                                             ------------      ------------

Net cash used in investing activities                                            (645,238)               --
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings - third party                                  620,000                --
Proceeds from long-term borrowings - affiliate                                    645,238                --
Repayments of long-term borrowings - affiliate                                   (620,000)               --
                                                                             ------------      ------------

Net cash provided by financing activities                                         645,238                --
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                               3                --
Cash and cash equivalents, beginning of period                                         --                --
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                     $          3      $         --
                                                                             ============      ============

                   See notes to condensed financial statements.

                             DYNEGY ROSETON, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1 -- ORGANIZATION AND OPERATIONS OF THE COMPANY

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

NOTE 2 -- ACCOUNTING POLICIES

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

         INVENTORY. Inventory consists primarily of fossil fuel of $18.7 million and materials and supplies of $7.0 million at September 30, 2001. Inventory is carried at the lower of market or the weighted-average purchase cost.

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

                             DYNEGY ROSETON, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

         NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows or net investments. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity unless the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. The adoption of this pronouncement on January 1, 2001 did not have any impact on the Company's financial statements.

         The nature of the Company's business necessarily involves certain market and financial risks. The Company may enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. After adoption of the pronouncement, the Company executed two interest rate swaps during the first six months of 2001 that were designated as cash flow hedges of the benchmark interest rate component of certain operating lease rentals. Additionally, Dynegy Marketing and Trade ("DMT") entered into swaps through December 2001, on behalf of the Company, to hedge a portion of its exposure related to fluctuating fuel costs. Changes in accumulated other comprehensive income related to these derivatives for the nine-month period ended September 30, 2001 were as follows (in thousands):

         Transition adjustment as of January 1, 2001         $       ---
         Current period increases in fair value                    2,946
         Reclassifications to earnings                              (151)
                                                             -----------
         Balance at September 30, 2001                       $     2,795
                                                             ===========


         The accumulated balance in Other Comprehensive Income at September 30, 2001 is expected to be reclassified to future earnings, contemporaneously with the related recognition of interest expense and the purchase of fuel oil. Of this amount, approximately $1.7 million is estimated to be reclassified into earnings over the 12-month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

         During the three and nine months ended September 30, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

         REVENUE RECOGNITION. Revenues include energy and ancillary services sales. Revenue is recognized as electricity is generated and sold under energy sales agreements or as services are provided.

                             DYNEGY ROSETON, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         INCOME TAXES. Dynegy Roseton is a limited liability company that is not taxable for federal income tax purposes.

         CONCENTRATION OF CREDIT RISK. The Company sells all of the power its facility generates at fixed prices to an affiliate. The receivables associated with these sales are not collateralized and are expected to be collected.

NOTE 3 - NOTE PAYABLE TO AFFILIATE

         In connection with the Acquisition, the Company entered into an approximately $629.6 million demand note payable to DHI, bearing interest at 7% per annum. Subsequent to the Acquisition, the Company borrowed an additional $15.6 million under the same terms of the original demand note. Both principal and interest are due and payable upon demand by DHI and, in any event, no later than January 29, 2006. The Company may, at its option (though it is not obligated to do so), prepay principal or interest prior to January 29, 2006, without penalty. Interest on all past due amounts, both principal and accrued interest, shall accrue at a rate of 9% per annum. Failure to pay interest does not constitute a default, unless such interest is due on January 29, 2006. DHI has represented that it will not call for payment on this note before October 1, 2002. In addition, the note was substantially refinanced on a long-term basis in connection with the sale-leaseback transaction consummated in May 2001 (see Note
7). As of September 30, 2001, the Company has repaid $620.0 million under the demand note.

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

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

         At September 30, 2001, property, plant and equipment consisted of the following (in thousands):

         Fossil-fired Generating Facility                  $   681,630
         Land                                                   10,240
         Other                                                   3,708
                                                           -----------
                                                               695,578
         Less: Accumulated Depreciation                        (12,989)
                                                           -----------
         Property, Plant and Equipment, net                $   682,589
                                                           ===========

NOTE 5 -- RELATED PARTY TRANSACTIONS

         Transactions with affiliates result from various purchase and sale agreements with other subsidiaries of DHI. In addition to the demand note payable described in Note 3, the Company entered into the following transactions with affiliates during the nine-month period ended September 30, 2001:

o Gas Purchase and Sales Agreement between the Company and DMT pursuant to which the Company purchases at prevailing market rates and receives from DMT all of the gas used by the Company to generate electricity. Total gas purchases with affiliates for the nine-month period ended September 30, 2001 were approximately $2.9 million. There were no such purchases in 2000.

                             DYNEGY ROSETON, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


o Fuel Oil Agency Agreement between the Company and DMT pursuant to which DMT negotiates all purchases and deliveries of fuel oil used by the Company in the generation of electricity. A management fee of $0.08 per barrel delivered is assessed as compensation for this service. Total management fees paid to DMT for this service during the nine-month period ended September 30, 2001 were approximately $234,383. There were no fuel oil deliveries in 2000.

         Additionally, DMT entered into swaps through December 2001, on behalf of the Company, to hedge a portion of its exposure related to fluctuating fuel costs. As of September 30, 2001, the fair value of these cash flow hedges was a liability of approximately $2.1 million. The offset of this liability is recorded in Other Comprehensive Income and will be reclassified to future expense, contemporaneously with the related purchase of fuel. During the nine-month period ended September 30, 2001, the Company recognized losses of approximately $1.9 million associated with the settlement of these hedges.

o Power Purchase and Sale Agreement between the Company and Dynegy Power Marketing, Inc. ("DYPM") pursuant to which DYPM purchases electric energy and related products from the Company. Electrical energy is purchased from the Company at contractually stipulated fixed prices until termination of the contract by either party, while related products are purchased at market rates. Sales to DYPM during the nine-month period ended September 30, 2001 were approximately $78.7 million. There were no such sales in 2000.

         As part of the Acquisition, the Company was required to enter into a Transition Power Agreement with Central Hudson. The terms of the agreement require that the Company supply power and ancillary services to Central Hudson at prices significantly below market levels. Since the contract was below market and the impairment was both estimable and reasonably probable, the Company recorded an accrued liability for the agreement. Subsequently, the agreement was assigned to DYPM, and an affiliated payable of approximately $70 million was established by the Company to compensate DYPM for assuming the rights and duties under the agreement. This obligation can be called by DYPM at any time and is therefore classified as current in the accompanying financial statements. However, the Company has obtained representation from DHI that, through September 30, 2002, payments to affiliates will not be required beyond the Company's currently available funds.

o Certain administrative services such as payroll, employee benefits programs, insurance, accounting and information technology are shared among the affiliates of DHI, and the costs of these corporate support services are allocated to all affiliates. The total costs allocated to the Company for the nine-month period ended September 30, 2001 were approximately $1.0 million, which is reflected in the "General and Administrative" caption on the income statement. There were no such costs allocated in 2000.

o As the Company does not have employees, Dynegy Northeast Generation, Inc. ("DNE") administers the operation of the Company's facilities. Costs incurred by DNE are charged to the Company at cost. These costs include on-site technical, supervisory, engineering and clerical support necessary for the day-to-day operations of a power generation facility. The costs incurred by the Company during the nine-month period ended September 30, 2001 were approximately $5.5 million. There were no such costs incurred in 2000.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

                             DYNEGY ROSETON, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


environmental regulation operated by the Company. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

NOTE 7 -- SALE-LEASEBACK TRANSACTION

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

                             DYNEGY ROSETON, L.L.C.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements of Dynegy Roseton, L.L.C. ("Dynegy Roseton" or the "Company") included elsewhere herein.

                                     GENERAL

         COMPANY PROFILE. Dynegy Roseton was formed as an indirect wholly owned subsidiary of Dynegy Holdings Inc. ("DHI") on September 14, 2000 for the purpose of owning or leasing, making improvements to and operating the Roseton facility. Dynegy Roseton acquired the Roseton facility from Central Hudson Gas and Electric Corporation, Consolidated Edison Company of New York and Niagara Mohawk Power Corporation on January 30, 2001. The Roseton facility was purchased for approximately $645.0 million, including adjustments for inventories and pro-rations related to specific items such as taxes, rents and fees.

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

         In January 2001, Dynegy Roseton completed the acquisition of the Roseton facility for approximately $645.0 million. In order to finance the acquisition, Dynegy Roseton entered into a subordinated loan agreement with DHI. As of September 30, 2001, the loan from DHI was substantially repaid with proceeds from the third-party financing described below.

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

         NEW YORK ELECTRIC GENERATION MARKET. The New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, filed an "Automated Mitigation Procedure" ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for this past summer. As of September 28, 2001, the NYISO has filed an application at the FERC to extend the AMP until October 31, 2002. Management cannot predict the outcome of this proceeding. If such extension was to be granted, there can be no assurance that the AMP would not have a material adverse effect on the results of operations or financial condition of Dynegy Roseton.

         CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented as necessary by borrowings.

                             DYNEGY ROSETON, L.L.C.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                              RESULTS OF OPERATIONS

         Provided below is a narrative presentation of certain operating and financial data for the Company's business for the three- and nine-month periods ended September 30, 2001, respectively. For purposes of the following discussion, the nine-month period includes the period from the date of the facility acquisition (January 30, 2001) to September 30, 2001. Prior to January 30, 2001, Dynegy Roseton had no operations. Separate financial statements related to the Roseton facility's operations are available only for the period since Dynegy Roseton's acquisition of the facility. There are no separate financial statements available with regard to the operations of the Roseton facility prior to Dynegy Roseton taking ownership because the facility's operations were fully integrated with, and the results of operations were consolidated into, its former owners' results. In addition, the electric output of the facility was sold based on rates set by regulatory authorities. As a result of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Roseton facility is not meaningful or indicative of future result. Dynegy Roseton's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services and the level of the facility's operating expenses.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

         Revenues for the three months ended September 30, 2001 were approximately $28.4 million. The revenues were derived from sales to an affiliate.

         Operating costs for the three months ended September 30, 2001 were approximately $35.7 million. Operating costs consist mainly of expenses for fuel, plant operations and maintenance and property taxes.

         Depreciation and amortization expense for the three months ended September 30, 2001 of approximately $4.9 million primarily relates to the Roseton facility, which is being depreciated over periods ranging from five to 35 years.

         General and administrative costs for the three-month period ended September 30, 2001 were approximately $405 thousand, which relate to support services provided by affiliates for operations and maintenance management, construction management and technical services, environmental health and safety, computer services and other related support activities.

         Interest expense for the three-month period ended September 30, 2001 was approximately $10.4 million. Interest expense primarily relates to borrowings from a third party beginning in early May 2001.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

         Revenues for the nine months ended September 30, 2001 were approximately $78.7 million. The revenues were derived from sales to an affiliate.

         Operating costs for the nine months ended September 30, 2001 were approximately $100.5 million. Operating costs consist mainly of expenses for fuel, plant operations and maintenance and property taxes.

         Depreciation and amortization expense for the nine months ended September 30, 2001 of approximately $13.0 million primarily relates to the Roseton facility.

         General and administrative costs for the nine-month period ended September 30, 2001 were approximately $1.0 million, which relate to the same items described in the three-month period.

         Interest expense for the nine-month period ended September 30, 2001 was approximately $28.3 million. Interest expense primarily relates to borrowings from DHI under the subordinated loan agreements and to the term financing obtained in May 2001.

                             DYNEGY ROSETON, L.L.C.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


CASH FLOW DISCLOSURES

         OPERATING CASH FLOW. Cash flow from operating activities totaled a source of cash of approximately $3 thousand for the nine-month period ended September 30, 2001. Operating cash flow reflects the net loss, offset by non-cash adjustments and changes in working capital. Other non-cash adjustments relate to expenses charged by affiliates, partially offset by revenues charged to an affiliate. Fluctuations in accounts receivable, accounts payable and accrued liabilities reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

         CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Cash used in investing activities includes the acquisition of the Roseton facility. The Company had additional capital expenditures of approximately $4.5 million in the nine-month period ended September 30, 2001, but such transactions were funded by an affiliate, and thus are not reflected on the statement of cash flows.

         FINANCING ACTIVITIES. In January 2001, Dynegy Roseton completed the acquisition of the Roseton facility for approximately $645.0 million. In order to finance the acquisition, Dynegy Roseton entered into a subordinated loan agreement with DHI. As of September 30, 2001, the loan from DHI was substantially repaid with proceeds from the third-party financing described below.

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

                             DYNEGY ROSETON, L.L.C.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

            Any or all of Dynegy Roseton's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

o The timing and extent of changes in commodity prices for energy, particularly fuel oil and electricity;
o Demand for electric capacity, energy and ancillary services in the markets served by Dynegy Roseton's generation facility;
o Competition from other power plants, including new plants that may be developed in the future;
o The condition of the capital markets generally, which will be affected by interest rates and general economic conditions;
o Operational factors affecting the commercial operations of Dynegy Roseton's power generation facility, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in fuel costs or availability of fuel or emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;
o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities, that may not be covered by indemnity or insurance; and
o Other U.S. or New York regulatory or legislative developments that affect Dynegy Roseton's electricity markets or the demand for energy generally, increase the environmental compliance cost for Dynegy Roseton's power generation facility or impose liabilities on the owners of such facility.

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

                              DYNEGY ROSETON, L.L.C.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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


ITEM 1 - LEGAL PROCEEDINGS

See Part I, Item 1, Condensed Consolidated Financial Statements, Note 6, which is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no documents required to be included as exhibits to this Form 10-Q.

(b) During the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K dated September 14, 2001. Item 5 was reported and no financial statements were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DYNEGY ROSETON, L.L.C.



Date:  November 14, 2001                   By:   /s/ Michael R. Mott
     ----------------------                    ------------------------------
                                                 Michael R. Mott,
                                                 Senior Vice President and
                                                 Controller (Duly Authorized
                                                 Officer and Principal
                                                 Accounting Officer)