Form 10-K405
period 2001-12-31
DYNEGY ROSETON LLC
filed 2002-03-26
CIK 1143610

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

                      COMMISSION FILE NUMBER: 333-64842-01
                             DYNEGY ROSETON, L.L.C.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    76-065670
    (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification Number)

          992 RIVER ROAD
          NEWBURGH, NY                                       12550
 (Address of principal executive offices)                  (Zip Code)

                                 (845) 565-2260
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                 Name of each exchange on which registered:
NONE                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of class:
                               NONE.

                              --------------------

     All of the outstanding equity interests in Dynegy Roseton, L.L.C. are held by Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _______ No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

REDUCED DISCLOSURE FORMAT. DYNEGY ROSETON, L.L.C. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                             DYNEGY ROSETON, L.L.C.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                     PART I

Item 1.   Business..............................................................................  1

Item 2.   Properties............................................................................  4
Item 3.   Legal Proceedings.....................................................................  5
Item 4.   Submission of Matters to a Vote of Security Holders...................................  5

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............  5
Item 6.   Selected Financial Data...............................................................  5
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................  6
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................ 10
Item 8.   Financial Statements and Supplementary Data........................................... 10
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure............................................................................ 10

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................................... 10
Item 11.  Executive Compensation................................................................ 10
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................ 11
Item 13.  Certain Relationships and Related Transactions........................................ 11

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................... 11

Signatures...................................................................................... 13

                                     PART I

ITEM 1. BUSINESS

        Dynegy Roseton, L.L.C. ("Dynegy Roseton" or the "Company") is a Delaware limited liability company formed on September 14, 2000 for the purpose of owning or leasing, making improvements to and operating the Roseton power generation facility. Dynegy Roseton acquired the Roseton facility from Central Hudson Gas and Electric Corporation ("Central Hudson"), Consolidated Edison Company of New York and Niagara Mohawk Power Corporation on January 30, 2001.

        The Roseton facility consists of two 600 megawatts ("MW") steam generating units. The Roseton units are competitive generation units connected to the Northeast Power Coordinating Council ("NPCC") and are located close to New York City. NPCC adjoins the Mid-Atlantic Area Council ("MAAC") and, together, they represent two of the ten regional reliability councils that form the North American Electric Reliability Council. The Roseton units compete primarily in the New York wholesale market, which is operated and maintained by the New York Independent System Operator (the "New York ISO"). The generation from these units can also be sold to the Pennsylvania/New Jersey/Maryland Power Pool, New England, Quebec and Ontario.

THE ROSETON FACILITY

        The Roseton facility is located in Newburgh, N.Y. Roseton units 1 and 2 are steam generating units and have a combined net generating capacity of 1,200 MW. The facility's primary fuel is No. 6 fuel oil, but the units can be simultaneously fired with natural gas. The facility is connected to a 345 kilovolt transmission system and is an intermediate facility with historical capacity factors of 30-40 percent and an average heat rate of 10,200 British thermal units per kilowatt hour ("Btu/kWh").

FUEL RECEPTION, HANDLING AND STORAGE FACILITY

        No. 6 fuel oil is supplied via ship, barge or pipeline and natural gas via Central Hudson's gas transportation system. Dynegy Roseton owns a dock on the Hudson River that can accommodate both barges and ships with drafts up to 35 feet. The dock is equipped with two unloading arms capable of unloading 22,000 barrels/hour.

        The Roseton facility utilizes an underground fuel oil pipeline network, which connects the Roseton facility oil storage tanks and the Roseton facility dock. From the Roseton facility pump house, a ten-inch pipeline serves the Roseton facility storage tanks and then continues on to serve the Roseton facility day tanks. The storage facility consists of six 8 million-gallon tanks with double bottoms and leakage detection. The pipeline network is interconnected to a 20-inch Amerada Hess line, connecting to the Hess terminal adjacent to the Roseton facility property. This section of line is currently blanked and purged of oil.

        The Roseton facility receives gas primarily from the Iroquois Gas Transmission System through dedicated pipes owned by Central Hudson. In addition to the Iroquois Gas Transmission System, there are several other interstate pipelines that can provide supply and transportation to the facility.

ROSETON SUMMARY INFORMATION

         SUMMARY INFORMATION                            UNIT 1              UNIT 2
         -------------------                            ------              ------
         Unit Type...............................     Steam              Steam
         Commercial Operation Date...............     1974               1974
         Primary Fuel............................     Oil                Oil
         Optional Fuel...........................     Natural Gas        Natural Gas
         Net Nominal Capacity (MW)...............     600                600
         Typical Unit Loading....................     Intermediate       Intermediate

FACILITIES, INTERCONNECTION AND EASEMENT AGREEMENTS

        In connection with its acquisition of the Roseton facility, Dynegy Roseton entered into facility, interconnection and easement agreements covering the Roseton facility. These agreements delineate the ownership rights regarding easements and interconnection systems associated with the Roseton facility. The agreements also describe the procedures that Dynegy Roseton and Central Hudson are to follow with respect to operation of certain Roseton facilities, the interconnection of the facilities with their electric and transmission and distribution system and maintenance of equipment at the Roseton facility.

POWER MARKET/SALES STRATEGY

        Dynegy Roseton has entered into contracts with marketing affiliates for scheduling and related services for the electricity produced by the Roseton facility. The marketing affiliates also purchase fuel, including gas and fuel oils, and enter into fuel hedging arrangements on Dynegy Roseton's behalf.

        Dynegy Roseton's strategy is to combine its facility with the marketing and operational expertise of its affiliates to:

        - utilize the intermediate units to supply capacity, energy and ancillary services during periods of system instability and periods of peak demand and high prices; and

        - maximize the availability of the facility by optimizing the maintenance schedules.

EMPLOYEES

        Dynegy Roseton does not have any employees. The Roseton facility is staffed by a combination of 85 non-union and union personnel that are employed by an affiliate. Substantially all of the operating personnel were involved in the operation of the Roseton facility before the facility was acquired by Dynegy Roseton. The costs associated with the personnel are allocated to Dynegy Roseton under shared service arrangements.

                                   COMPETITION

        The United States electric power industry includes investor-owned, cooperative, municipal, state and federal utilities, as well as non-utility power generating companies. Historically, electricity was generated, distributed and sold by regulated, vertically integrated utilities with exclusive franchise to provide electric services to retail customers, usually within a given state, in contiguous areas outside the state, or both. This industry structure, however, is being fundamentally transformed as a result of federal and state legislative and regulatory changes. Over the last several years, many vertically integrated utilities have restructured, including divesting their generation assets and transferring control over their transmission system to regional transmission operators. This restructuring is being undertaken in some cases to comply with state laws opening retail markets to competition and in other cases to adapt to increased wholesale competition from new merchant generators. The increasingly competitive environment is also resulting in significant industry consolidation and the growth of national and regional wholesale power generation companies.

        The Roseton units are competitive generation units connected to the NPCC and are located close to New York City. NPCC adjoins the MAAC and, together, they represent two of the ten regional reliability councils that form the North American Electric Reliability Council. While the Company has access to the Pennsylvania/New Jersey/Maryland Power Pool, New England, Quebec and Ontario, it primarily competes in the New York wholesale market, which is operated and maintained by the New York ISO. The Company competes on the basis of price and the operating characteristics of its generating facilities to supply capacity, energy and ancillary services to the market when needed.

        In January 1999, the FERC approved the New York ISO tariffs and market rules for operating bid-based energy markets. The New York ISO and bid based energy markets became operational in November 1999.

        The FERC approved the New York ISO proposal to operate a multi-settlement system entailing day-ahead and real-time energy spot markets. All transactions are scheduled through the New York ISO and the New York ISO schedules all transmission within and on the New York ISO controlled grid. The New York ISO has control over system security and reliability, including authority to take any action to preserve control area operation, such as load curtailment and/or shedding, consistent with its standards.

                                   REGULATION

        Dynegy Roseton is subject to regulation by various federal, state and local agencies, including the regulations described below. Although significant capital expenditures may be required to comply with these regulations, such compliance has not materially adversely affected Dynegy Roseton's historical earnings or competitive position.

        FEDERAL POWER GENERATION REGULATION. Dynegy Roseton's power generation operations are subject to regulation by the FERC under PURPA, which grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. Dynegy Roseton has received authority from the FERC to sell wholesale power at market-based rates. Dynegy Roseton also has received a FERC determination that it is an exempt wholesale generator under applicable law

        The FERC has from time to time approved taxpayer price caps on wholesale power sales in New York. Due to concerns over potential short supply and high prices in the summer of 2001, the New York ISO filed an Automated Mitigation Procedure ("AMP") with the FERC. The AMP caps bid prices based on the costs characteristic of generating facilities in New York, such as the Roseton facility. In an order based on June 28, 2001, the FERC accepted the AMP proposal for the summer of 2001. In a subsequent order issued on November 27, 2001, the FERC extended the AMP through April 30, 2002. The AMP may be further extended in the future.

        On November 20, 2001, the FERC issued an order that would subject the sales of all entities with market-based rate tariffs to "refunds or other remedies" in the event the seller engages in "anticompetitive behavior or the expertise of market power." The FERC has postponed the effectiveness of this refund condition pending its consideration of comments submitted by interested parties. Affiliates of Dynegy Roseton and other similar-situated parties have submitted comments in opposition to the proposed refund condition. It is uncertain how the FERC will act regarding this matter.

        STATE REGULATION. Dynegy Roseton's power generation business also is subject to various regulations from the State of New York, including the New York State Public Service Commission. While the impact of these state regulations and any proposed reforms to such state regulations on Dynegy Roseton's business cannot be predicted with certainty, Dynegy Roseton does not believe that any such matters will have a material adverse effect on Dynegy Roseton's earnings or competitive position.

                         ENVIRONMENTAL AND OTHER MATTERS

        Dynegy Roseton's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees, permitting and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. Dynegy Roseton's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation and more extensive permitting requirements. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on Dynegy Roseton's operations or its financial condition.

        The vast majority of federal environmental remediation provisions are contained in the Superfund laws--the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act ("SARA") and in the corrective action provisions of the Federal Resource Conservation and Recovery Act ("RCRA"). Typically, the U.S. Environmental Protection Agency ("EPA") acts pursuant to Superfund legislation to remediate facilities that are abandoned or inactive or whose owners are insolvent; however, the legislation may be applied to sites still in operation. Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA provisions apply to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. As amended, RCRA requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities.

        Management believes that Dynegy Roseton is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statues, regulations, orders and rules.. Dynegy Roseton's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $2.0 million in 2001. Total environmental expenditures for both capital and operating maintenance and administrative costs are estimated to approximate $6.4 million in 2002.

        Dynegy Roseton's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulation under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in Dynegy Roseton's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. Dynegy Roseton believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

                                OPERATIONAL RISKS

        Dynegy Roseton is subject to various operating risks as described under "Results of Operations-Operational Risk" below. The Risk and Environment Committee of Dynegy Roseton's parent company establishes metrics and assesses compliance with corporate risk guidelines. Dynegy Roseton maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks through its parent company. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy Roseton's operations and financial condition. Moreover, no assurance can be given that Dynegy Roseton will be able to maintain insurance in the future at rates it considers reasonable.

ITEM 2. PROPERTIES

        The Roseton site is the 195-acre parcel of land on which the Roseton facility is located. The land is owned in fee by Dynegy Roseton. The Roseton facility is leased by Dynegy Roseton.

        Dynegy Roseton purchased the property from Central Hudson, Consolidated Edison Company of New York and Niagara Mohawk Power Corporation in January 2001.

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against Dynegy Roseton.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All of the outstanding equity interests in Dynegy Roseton, L.L.C. are held by Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc. Dynegy Holdings Inc. has no publicly traded common equity outstanding.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth Dynegy Roseton, L.L.C.'s selected financial data for the period indicated. In January 2001, Dynegy Roseton acquired power generation facilities from Central Hudson, Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation. Dynegy Roseton had no activity prior to the acquisition. There are no separate financial statements available with regard to the operations of the Roseton facility prior to Dynegy Roseton taking ownership because the facility's operations were fully integrated with, and the results of operations were consolidated into, its former owner's results. The selected information presented below is derived from and qualified by reference to the financial statements of Dynegy Roseton, L.L.C., including the notes thereto, contained elsewhere herein. This selected financial data should be read in conjunction with such financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                             SELECTED FINANCIAL DATA

                                                                YEAR ENDED
                                                            DECEMBER 31, 2001
                                                            -----------------
                                                              (In Thousands)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................      $ 94,232
Net loss....................................................      $(92,068)

                                                            DECEMBER 31, 2001
                                                            -----------------
                                                              (In Thousands)
BALANCE SHEET DATA:
Current assets..............................................      $ 21,275
Current liabilities.........................................       140,844
Property and equipment, net.................................       679,172
Total assets................................................       706,780
Long-term debt..............................................       645,227
Total equity................................................      $(87,168)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements of Dynegy Roseton, L.L.C. ("Dynegy Roseton" or the "Company") included elsewhere herein.

                                 COMPANY PROFILE

        Dynegy Roseton was formed as an indirect wholly owned subsidiary of Dynegy Holdings Inc. ("DHI") on September 14, 2000 for the purpose of owning or leasing, making improvements to and operating the Roseton power generation facility. Dynegy Roseton acquired the Roseton facility from Central Hudson Gas and Electric Corporation, Consolidated Edison Company of New York and Niagara Mohawk Power Corporation on January 30, 2001. The Roseton facility was purchased for approximately $630.0 million, including adjustments for inventories and pro-rations related to specific items such as taxes, rents and fees.

        Prior to the acquisition of the Roseton facility, Dynegy Roseton had no operations. As a result of the acquisition and subsequent financing, Dynegy Roseton currently leases approximately 1,200 megawatts ("MW") of generation capacity, which is made up of two 600 MW steam generating units.

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company's capital requirements consist primarily of:

        - expenditures to maintain the operation of its existing facilities, including expenditures for repairs;

        - replacement and refurbishment of equipment and environmental compliance; and

        -   working capital related to the seasonal nature of its business.

        Dynegy Roseton relies on operating cash flow and borrowings from DHI and third parties for its liquidity and capital resource requirements.

        The following table provides a summary of financial obligations as of December 31, 2001. This table includes cash obligations related to principal outstanding under existing debt agreements.

                 FINANCIAL OBLIGATIONS AS OF DECEMBER 31, 2001

                                                                            PAYMENTS DUE BY PERIOD
                                                        --------------------------------------------------------
                                                                               ($ IN THOUSANDS)

                                                                     LESS THAN    YEARS      YEARS    AFTER 5
                    CASH OBLIGATIONS *                      TOTAL      1 YEAR    2 AND 3    4 AND 5    YEARS
 ---------------------------------------------------------------------------------------------------------------
   Current Portion of Long-Term Debt-Third Party         $        8  $       8  $    ---   $    ---  $     ---
   Long-Term Debt - Affiliate                                25,238        ---       ---     25,238        ---
   Long -Term Debt - Third Party                            619,989        ---        17         19    619,953
                                                        --------------------------------------------------------
   Total Financial Obligations                           $  645,235  $       8  $     17   $ 25,257  $ 619,953
                                                        ========================================================

   * Cash Obligations herein do not include related interest or accretion.

        The table above reflects the results of a sale-leaseback transaction described herein. In January 2001, Dynegy Roseton completed the acquisition of the Roseton facility for approximately $630.0 million including adjustments for inventories and pro-rations related to specific items such as taxes, rents and fees. Dynegy Roseton financed the acquisition with funds it received from a subordinated loan agreement with DHI. On May 8, 2001, Dynegy Roseton completed a sale-leaseback transaction to provide the term financing for the acquisition of the Dynegy Roseton generating assets. Under the terms of the sale-leaseback transaction, the Company sold certain plant and equipment and agrees to lease it back for 33.75 years with renewal options. Proceeds of $620.0 million were used to repay a significant portion of the demand note payable to DHI. The Company will make semi-annual debt and interest payments each May 8 and November 8 through 2029.

                                  OTHER MATTERS

        COMMITMENTS AND CONTINGENCIES. See Part I, Item 1, Condensed Financial Statements, Note 6, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

        ACCOUNTING PRONOUNCEMENTS. See Item 8, Financial Statements and Supplementary Data, Note 2, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144").

        CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented as necessary by borrowings. The Company has obtained representation from DHI that it will assist the Company in funding any cash requirements in 2002.

                                   SEASONALITY

        The Company's revenues are seasonal and are affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the northeast are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by increased use of air-conditioning. Cooler than normal summer temperatures may lead to reduced use of air-conditioners. This reduces short-term demand for capacity, energy and ancillary services and may lead to a reduction in wholesale prices.

                              RESULTS OF OPERATIONS

        Provided below is a narrative presentation of certain operating and financial data for the Company's business for the period ended December 31, 2001. For purposes of the following discussion, the period includes the period from the date of the facility acquisition (January 30, 2001) to December 31, 2001. Prior to January 30, 2001, Dynegy Roseton had no operations. Separate financial statements related to the Roseton facility's operations are available only for the period since Dynegy Roseton's acquisition of the facility. There are no separate financial statements available with regard to the operations of the Roseton facility prior to Dynegy Roseton taking ownership because the facility's operations were fully integrated with, and the results of operations were consolidated into, its former owners' results. In addition, the electric output of the facility was sold based on rates set by regulatory authorities. As a result of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Roseton facility is not meaningful or indicative of future results. Dynegy Roseton's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services and the level of the facility's operating expenses.

        The following factors may influence the market prices for energy, capacity and ancillary services in the Company's markets:

Factors affecting demand, including:

        -   weather conditions;

        -   seasonality; and

        - possible reductions in the projected rate of growth in electricity usage due to regional economic conditions, the implementation of conservation programs and other factors.

Factors affecting supply, including:

        - prevailing market prices for fuel oil and natural gas and associated transportation costs and possible disruptions and interruptions from time to time in fuel supplies;

        - changes in supplies and prices of capacity, energy and ancillary services available from current competitors or new market entrants, including the development of new generation facilities or transmission lines that may be able to price or deliver electricity more cheaply or allow greater access to competitors; and

        - transmission congestion or other limitations on transmitting power from generators to users.

        OPERATIONAL RISKS. The operation of the Company's power generation facilities involves various operating risks, including possible or potential:

        - performance below expected levels of availability, output or efficiency;

        -   interruptions in fuel availability or fuel transportation;

        -   increases in fuel or fuel transportation costs;

        -   poor quality fuel;

        -   disruptions in the transmission of electricity;

        - breakdown or failure of processes or equipment, whether due to age or otherwise;

        -   shortages of equipment or spare parts;

        -   operator error;

        - catastrophic events like fires, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities;

        -   labor disputes; and

        -   curtailment of operations due to restrictions on emissions.

        If one or more of the events listed above occur, the revenues generated by Dynegy Roseton's generation facilities could be reduced significantly or the costs of operating them could be increased significantly. If such a reduction in revenues or an increase in costs occurs, the ability of the Company to meet its obligations may be adversely affected.

PERIOD ENDED DECEMBER 31, 2001

        Revenues for the period ended December 31, 2001 were approximately $94.2 million. The revenues were derived from sales to an affiliate.

        Operating costs for the period ended December 31, 2001 were approximately $127.5 million. Operating costs consist mainly of expenses for fuel, plant operations and maintenance and property taxes.

        Depreciation and amortization expense for the period ended December 31, 2001 of approximately $18.0 million primarily relates to the Roseton facility, which is being depreciated over periods ranging from five to 35 years.

        General and administrative costs for the period ended December 31, 2001 were approximately $1.3 million, which relate to support services provided by affiliates for operations and maintenance management, construction management and technical services, environmental health and safety, computer services and other related support activities.

        Interest expense for the period ended December 31, 2001 was approximately $39.5 million. Interest expense primarily relates to borrowings from a third party beginning in early May 2001 and from DHI under the subordinated loan agreement prior to such time.

CASH FLOW DISCLOSURES

        OPERATING CASH FLOW. Cash flow from operating activities totaled a source of cash of approximately $8 thousand for period ended December 31, 2001. Operating cash flow reflects the net loss, offset by non-cash adjustments and changes in working capital. Other non-cash adjustments relate to expenses charged by affiliates, partially offset by revenues charged to an affiliate. Fluctuations in accounts receivable, accounts payable and accrued liabilities reflect changes in the timing of payments or recognition of liabilities.

        CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Cash used in investing activities includes the acquisition of the Roseton facility. The Company had additional capital expenditures of approximately $6.1 million in the period ended December 31, 2001, but such transactions were funded by an affiliate, and thus are not reflected on the statement of cash flows.

        FINANCING ACTIVITIES. In January 2001, Dynegy Roseton completed the acquisition of the Roseton facility for approximately $630.0 million. Dynegy Roseton financed the acquisition with funds it received from a subordinated loan agreement with DHI. On May 8, 2001, Dynegy Roseton completed a sale-leaseback transaction to provide the term financing for the acquisition. Proceeds of $620.0 million were utilized to repay substantially all of the demand note payable to DHI. Under the terms of the sale-leaseback transaction, Dynegy Roseton sold certain plant and equipment and agreed to lease it back for 33.75 years with renewal options. Dynegy Roseton will make semi-annual debt and interest payments each May 8 and November 8 through 2029.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of Dynegy Roseton, L.L.C. are set forth at pages F-1 through F-12 inclusive, found at the end of this report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Audit Committee of the Board of Directors of Dynegy Inc., the parent company of Dynegy Roseton, annually considers and recommends to the Board the selection of independent public accountants for Dynegy and its subsidiaries, including Dynegy Roseton. As recommended by Dynegy's Audit Committee, Dynegy's Board of Directors on March 15, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as independent public accountants of Dynegy and its subsidiaries and engaged PricewaterhouseCoopers LLP to serve as independent public accountants of Dynegy and its subsidiaries for 2002. The appointment of PricewaterhouseCoopers LLP is subject to ratification by Dynegy's shareholders at the 2002 annual meeting scheduled for May 17, 2002.

        Andersen's reports on Dynegy Roseton's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During Dynegy Roseton's two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Dynegy Roseton's financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        Dynegy Roseton provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Andersen's letter, dated March 25, 2002, stating its agreement with such statements.

        During Dynegy Roseton's two most recent fiscal years and through the date of this Form 10-K, Dynegy Roseton did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Dynegy Roseton's financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

         Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

     a)  The following documents are included as exhibits to this Form 10-K:

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

     16.1 Arthur Andersen LLP Letter.

     23.1 Consent of Arthur Andersen LLP.

     99.1 Letter to SEC regarding Arthur Andersen LLP.

     b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DYNEGY ROSETON, L.L.C


Date:  March 26, 2002           By: /s/ Alec Dreyer
                                    --------------------------------------------
                                    Alec Dreyer, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 2002           By: /s/ Alec Dreyer
                                    --------------------------------------------
                                    Alec Dreyer, President (Principal Executive
                                    Officer)


Date:  March 26, 2002           By: /s/ Robert D. Doty, Jr.
                                    --------------------------------------------
                                    Robert D. Doty, Jr., Executive Vice
                                    President and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  March 26, 2002           By: /s/ Michael R. Mott
                                    --------------------------------------------
                                    Michael R. Mott, Senior Vice President and
                                    Controller (Principal Accounting Officer)

                              DYNEGY ROSETON, L.L.C.
                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
FINANCIAL STATEMENTS:

     Report of Independent Public Accountants.........................................................    F-2

     Balance Sheets:
         December 31, 2001 and December 31, 2000......................................................    F-3

     Statements of Operations:
         For the period from inception (September 14, 2000) to December 31, 2000 and
           for the year ended December 31, 2001 .....................................................     F-4

     Statements of Cash Flows:
         For the period from inception (September 14, 2000) to December 31, 2000 and
           for the year ended December 31, 2001......................................................     F-5

     Statements of Changes in Member's Equity:
         For the period from inception (September 14, 2000) to December 31, 2000 and
           for the year ended December 31, 2001.......................................................    F-6

     Notes to Financial Statements.....................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Member of Dynegy Roseton, L.L.C.:

We have audited the accompanying balance sheets of Dynegy Roseton, L.L.C. (a Delaware limited liability company) as of December 31, 2001 and 2000, and the related statements of operations, changes in member's equity and cash flows for the year ended December 31, 2001 and the period from inception (September 14, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Roseton, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from inception (September 14, 2000) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                               Arthur Andersen LLP

Houston, Texas
February 25, 2002

                             DYNEGY ROSETON, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,          DECEMBER 31,
                                                              2001                   2000
                                                          -------------         -------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $           4         $         ---
Accounts receivable, net                                            133                   ---
Inventory                                                        16,191                   ---
Other current assets                                              4,947                   ---
                                                          -------------         -------------
      TOTAL CURRENT ASSETS                                       21,275                   ---
                                                          -------------         -------------

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment                                   697,221                   ---
Accumulated depreciation and amortization                       (18,049)                  ---
                                                          -------------         -------------
      PROPERTY, PLANT AND EQUIPMENT, NET                        679,172                   ---
                                                          -------------         -------------

Other long-term assets                                            6,333                   ---
                                                          -------------         -------------
      TOTAL ASSETS                                        $     706,780         $         ---
                                                          =============         =============

                         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
Accounts payable                                          $         380         $         ---
Accounts payable - affiliates (Note 5)                          131,875                   ---
Accrued liabilities and other                                     8,581                   ---
Current maturities of long-term debt                                  8                   ---
                                                          -------------         -------------
      TOTAL CURRENT LIABILITIES                                 140,844                   ---

Long-term debt - third party (Note 7)                           619,989                   ---
Long-term debt - affiliate (Note 3)                              25,238                   ---
                                                          -------------         -------------
      TOTAL LONG-TERM DEBT                                      645,227                   ---

Other long-term liabilities                                       7,877                   ---
                                                          -------------         -------------
      TOTAL LIABILITIES                                         793,948                   ---
                                                          -------------         -------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBER'S EQUITY
Membership interest                                                   1                     1
Due from member                                                      (1)                   (1)
Accumulated other comprehensive income                            4,900                   ---
Retained deficit                                                (92,068)                  ---
                                                          -------------         -------------
      TOTAL MEMBER'S EQUITY                                     (87,168)                  ---
                                                          -------------         -------------
      TOTAL LIABILITIES AND MEMBER'S EQUITY               $     706,780         $         ---
                                                          =============         =============

   The accompanying notes are an integral part of these financial statements.

                             DYNEGY ROSETON, L.L.C.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                  PERIOD FROM
                                                                                   INCEPTION
                                                              YEAR ENDED          (SEPTEMBER 14,
                                                             DECEMBER  31,           2000) TO
                                                                 2001           DECEMBER 31, 2000
                                                             -------------     ------------------
Revenues - affiliate (Note 5)                                $      94,232        $         ---

Cost of sales - third party                                        110,313                  ---
Cost of sales - affiliate (Note 5)                                  17,155                  ---
                                                             -------------        -------------
   Total cost of sales                                             127,468                  ---
                                                             -------------        -------------

Operating margin                                                   (33,236)                 ---

Depreciation and amortization                                       18,049                  ---
General and administrative expenses - affiliate (Note 5)             1,301                  ---
                                                             -------------        -------------

Operating loss                                                     (52,586)                 ---

Interest expense - third party  (Note 7)                           (26,388)                 ---
Interest expense - affiliate (Note 3)                              (13,094)                 ---
                                                             -------------        -------------
   Total interest expense                                          (39,482)                 ---
                                                             -------------        -------------

NET LOSS                                                     $     (92,068)       $         ---
                                                             =============        =============

   The accompanying notes are an integral part of these financial statements.

                             DYNEGY ROSETON, L.L.C.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                 YEAR ENDED            (SEPTEMBER 14,
                                                                                DECEMBER 31,          2000) TO DECEMBER
                                                                                    2001                   31, 2000
                                                                                ------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $    (92,068)         $           ---
Items not affecting cash flows from operating activities:
   Depreciation and amortization                                                      18,049                      ---
   Amortization of prepaid property taxes                                             13,091                      ---
   Affiliate funding of working capital and other                                     52,108                      ---

Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                                  (133)                     ---
   Accounts payable                                                                      380                      ---
   Accrued liabilities                                                                 8,581                      ---
                                                                                ------------          ---------------

Net cash provided by operating activities                                                  8                      ---
                                                                                ------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of generation assets                                                    (645,238)                     ---
                                                                                ------------          ---------------
Net cash used in investing activities                                               (645,238)                     ---
                                                                                ------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings - third party (Note 7)                            620,000                      ---
Repayments of long-term borrowings - third party                                          (4)                     ---
Proceeds from long-term borrowings - affiliate (Note 3)                              645,238                      ---
Repayments of long-term borrowings - affiliate                                      (620,000)                     ---
                                                                                ------------          ---------------

Net cash provided by financing activities                                            645,234                      ---
                                                                                ------------          ---------------

Net increase in cash and cash equivalents                                                  4                      ---
Cash and cash equivalents, beginning of period                                           ---                      ---
                                                                                ------------          ---------------

Cash and cash equivalents, end of period                                        $          4          $           ---
                                                                                ============          ===============


Interest paid                                                                   $     20,554          $           ---
                                                                                =============         ===============

   The accompanying notes are an integral part of these financial statements.

                             DYNEGY ROSETON, L.L.C.
                    STATEMENTS OF CHANGES IN MEMBER'S EQUITY
             (IN THOUSANDS, EXCEPT FOR MEMBERSHIP INTEREST AMOUNTS)

                                                       MEMBERSHIP INTEREST
                                             ----------------------------------------
                                                                            DUE FROM       RETAINED
                                             INTERESTS       AMOUNT          MEMBER        EARNINGS        OTHER        TOTAL
                                             ---------     ----------     -----------      ---------     ---------    ----------
As of September 14, 2000..................       1,000     $        1     $        (1)     $     ---     $     ---    $      ---
Comprehensive income
   Net Income.............................         ---            ---             ---            ---           ---           ---
   Other comprehensive income.............         ---            ---             ---            ---           ---           ---
                                             ---------     ----------     -----------      ---------     ---------    ----------
          Total comprehensive income......         ---            ---             ---            ---           ---           ---
                                             ---------     ----------     -----------      ---------     ---------    ----------
As of December 31, 2000...................       1,000     $        1     $        (1)     $     ---     $     ---           ---
Comprehensive income
   Net Loss...............................         ---            ---             ---        (92,068)          ---       (92,068)
   Unrealized gain on hedge activity......         ---            ---             ---            ---         4,900         4,900
                                             ---------     ----------     -----------      ---------     ---------    ----------
          Total comprehensive income......         ---            ---             ---        (92,068)        4,900       (87,168)
                                             ---------     ----------     -----------      ---------     ---------    ----------
As of December 31, 2001...................       1,000     $        1     $        (1)     $ (92,068)    $   4,900    $  (87,168)
                                             =========     ==========     ===========      =========     =========    ==========

   The accompanying notes are an integral part of these financial statements.

                             DYNEGY ROSETON, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

        Separate financial statements for the Company's operations of the Generation Assets are available only for the period subsequent to the Acquisition. There are no separate financial statements available for the operation of the Generation Assets prior to the Company taking ownership, as the pre-Acquisition operations were fully integrated with, and their results of operations were consolidated into, the former owners' results. In addition, prior to the Acquisition, the electric output of the Generation Assets was sold based on rates set by regulatory authorities. As a result of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Generation Assets are not available, not meaningful and not indicative of future results. The Company's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services and the level of its operating expenses.

NOTE 2 -- ACCOUNTING POLICIES

        The accounting policies of the Company conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.

        CASH. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

        INVENTORY. Inventory consists primarily of fossil fuel of $9.2 million and materials and supplies of $7.0 million at December 31, 2001. Inventory is carried at the lower of market or the weighted-average purchase cost.

        PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Expenditures for major replacements and renewals are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain the efficient operation of its assets. Expenditures for major maintenance are capitalized and amortized over their cyclical period. Expenditures for repairs and minor renewals to maintain assets in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 35 years. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                             DYNEGY ROSETON, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on the Company's financial condition or results of operations.

        As part of the Acquisition, the Company acquired air emissions regulatory allowances that have already been issued and allowances that the Company expects to be allocated during the remaining useful life of the plant. Although the emission allowances received are freely transferable, the Company intends to use a significant portion of the emission allowances in the normal course of business to generate electricity. Accordingly, the Company has classified emission allowances expected to be utilized to generate electricity as part of property, plant and equipment and amortizes the amount over the estimated useful life of the plant on a straight-line basis.

        ENVIRONMENTAL COSTS AND OTHER CONTINGENCIES. Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are realized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liabilities is based upon the Company's best estimate of its final pro rata share of such liability.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

        Liabilities for other contingencies are recognized upon identification of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current operations. When a range of probable loss exists, the Company accrues the lower end of the range.

        NEW ACCOUNTING PRONOUNCEMENTS. The FASB issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify and are designated as hedges of future cash flows, fair values or qualify and are designated as normal purchases and sales. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting. The adoption of this pronouncement on January 1, 2001 did not have any impact on the Company's financial statements.

                             DYNEGY ROSETON, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001

        The nature of the Company's business necessarily involves certain market and financial risks. The Company may enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. After adoption of the pronouncement, the Company executed interest rate swaps that were designated as cash flow hedges of the benchmark interest rate component of certain operating lease rentals. Additionally, Dynegy Marketing and Trade ("DMT") entered into swaps through December 2001, on behalf of the Company, to hedge a portion of its exposure related to fluctuating fuel costs. Changes in accumulated other comprehensive income related to these derivatives for the year ended December 31, 2001 were as follows (in thousands):

        Transition adjustment as of January 1, 2001       $       ---
        Current period increases in fair value                  5,148
        Reclassifications to earnings                            (248)
                                                          -----------
        Balance at December 31, 2001                      $     4,900
                                                          ===========

        The accumulated balance in Other Comprehensive Income at December 31, 2001 is expected to be reclassified to future earnings, contemporaneously with the related recognition of interest expense and the purchase of fuel oil. Of this amount, approximately $496 thousand is estimated to be reclassified into earnings over the 12-month period ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

        During the year ended December 31, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

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

NOTE 3 - NOTE PAYABLE TO AFFILIATE

        In connection with the Acquisition, the Company entered into an approximately $629.6 million demand note payable to DHI, bearing interest at 7% per annum. Subsequent to the Acquisition, the Company borrowed an additional $15.6 million under the same terms of the original demand note. Both principal and interest are due and payable upon demand by DHI and, in any event, no later that January 29, 2006. The Company may, at its option (though it is not obligated to do so), prepay principal or interest prior to January 29, 2006, without penalty. Interest on all past due amounts, both principal and accrued interest, shall accrue at a rate of 9% per annum. Failure to pay interest does not constitute a default, unless such interest is due on January 29, 2006. DHI has represented that it will not call for payment on this note before December 31, 2002. In addition, the note was substantially refinanced on a long-term basis in connection with the sale-leaseback transaction consummated in May 2001 (see Note 7). The Company has repaid $620.0 million under the demand note.

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

                             DYNEGY ROSETON, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

        At December 31, 2001, property, plant and equipment consisted of the following (in thousands):

        Fossil-fired generating facility                  $   678,623
        Land                                                   10,240
        Other                                                   8,358
                                                          -----------
                                                              697,221
        Less: Accumulated depreciation                        (18,049)
                                                          -----------
        Property, plant and equipment, net                $   679,172
                                                          ===========

NOTE 5 -- RELATED PARTY TRANSACTIONS

        Transactions with affiliates result from various purchase and sale agreements with other subsidiaries of DHI. The Company has obtained representation from DHI that, through December 31, 2002, payments to affiliates will not be required beyond the Company's currently available funds. In addition to the demand note payable described in Note 3, the Company entered into the following transactions with affiliates during the year ended December 31, 2001:

- Gas Purchase and Sales Agreement between the Company and Dynegy Marketing and Trade ("DMT") pursuant to which the Company purchases at prevailing market rates and receives from DMT all of the gas used by the Company to generate electricity. Total gas purchases with affiliates for the year ended December 31, 2001 were approximately $4 million. There were no such purchases in 2000.

- Fuel Oil Agency Agreement between the Company and DMT pursuant to which DMT negotiates all purchases and deliveries of fuel oil used by the Company in the generation of electricity. A management fee of $0.08 per barrel delivered is assessed as compensation for this service. Total management fees paid to DMT for this service during the year ended December 31, 2001 were approximately $242 thousand. There were no fuel oil deliveries in 2000.

- Additionally, DMT entered into swaps through December 2001, on behalf of the Company, to hedge a portion of its exposure related to fluctuating fuel costs. As of December 31, 2001, the fair value of these cash flow hedges was an asset of approximately $112 thousand. The offset of this liability is recorded in Other Comprehensive Income and will be reclassified to future expense, contemporaneously with the related purchase of fuel. During the year ended December 31, 2001, the Company recognized losses of approximately $5.3 million associated with the settlement of these hedges.

- Power Purchase and Sale Agreement between the Company and Dynegy Power Marketing, Inc. ("DYPM") pursuant to which DYPM purchases electric energy and related products from the Company. Electrical energy is purchased from the Company at contractually stipulated fixed prices until termination of the contract by either party, while related products are purchased at market rates. Management intends to renegotiate the Purchase and Sale Contract between the Company and DYPM such that the fixed sales prices will cover estimated future costs. Sales to DYPM during the year ended December 31, 2001 were approximately $94.2 million. There were no such sales in 2000.

- As part of the Acquisition, the Company was required to enter into a Transition Power Agreement with Central Hudson. The terms of the agreement require that the Company supply power and ancillary services to Central

                             DYNEGY ROSETON, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001

- Hudson at prices significantly below market levels. Since the contract was below market and the impairment was both estimable and reasonably probable, the Company recorded an accrued liability for the agreement. Subsequently, the agreement was assigned to DYPM, and an affiliated payable of approximately $70 million was established by the Company to compensate DYPM for assuming the rights and duties under the agreement. This obligation can be called by DYPM at any time and is therefore classified as current in the accompanying financial statements. However, the Company has obtained representation from DHI that, through December 31, 2002, payments to affiliates will not be required beyond the Company's currently available funds.

- Certain administrative services such as payroll, employee benefits programs, insurance, accounting and information technology are shared among the affiliates of DHI, and the costs of these corporate support services are allocated to all affiliates. The total costs allocated to the Company for the year ended December 31, 2001 were approximately $1.3 million, which is reflected in the "General and Administrative" caption on the income statement. There were no such costs allocated in 2000.

- As the Company does not have employees, Dynegy Northeast Generation, Inc. ("DNE") administers the operation of the Company's facilities. Costs incurred by DNE are charged to the Company at cost. These costs include on-site technical, supervisory, engineering and clerical support necessary for the day-to-day operations of a power generation facility. The costs incurred by the Company during the year ended December 31, 2001 were approximately $7.5 million. There were no such costs incurred in 2000.

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

        ENVIRONMENTAL. Dynegy Roseton's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets subject to environmental regulation operated by the Company. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

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

                             DYNEGY ROSETON, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Income will therefore be impacted in future periods through continued depreciation of the generation assets and additional interest expense associated with the note.